Form 10-K
period 2022-12-31
PG&E Recovery Funding LLC
filed 2023-03-31
CIK 1866514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________

	Commission File Number of issuing entity:	333-256944-01
	Central Index Key Number for issuing entity:	0001866514

	PG&E RECOVERY FUNDING LLC
	(Exact name of issuing entity as specified in its charter)

	PACIFIC GAS AND ELECTRIC COMPANY
	(Exact name of depositor and sponsor as specified in its charter)

	Commission File Number of issuing entity:	1-2348
	Central Index Key Number for issuing entity:	0000075488

Delaware		87-1047820
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

300 Lakeside Drive

Oakland,	California	94612
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code:	415	973-7000

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:
☐	Yes	☒	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:
☐	Yes	☒	No

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

☐	Large accelerated filer
☐	Accelerated filer
☒	Non-accelerated filer
☐	Smaller reporting company
☐	Emerging growth company

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
☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

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

Omitted pursuant to General Instruction J of Form 10-K.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

The following is a list of the managers of PG&E Recovery Funding LLC (the “Issuing Entity”) as of the date of this report:

Name	Age	Title	Background
Margaret K. Becker	41	Manager and President	Manager and President of the Issuing Entity since its inception in 2021. Ms. Becker has served as Vice President and Treasurer of Pacific Gas and Electric Company (the “Utility”) since April 2021. From 2016 to March 2020, Ms. Becker served as Assistant Treasurer and Director of Banking and Economic Analysis at the Utility. From March 2020 to April 2021, Ms. Becker served as Senior Director and Treasurer at the Utility.

Monica Klemann	39	Manager, Treasurer and Secretary
Manager, Treasurer and Secretary of the Issuing Entity since its inception in 2021. Ms. Klemann has served as Assistant Treasurer and Director of the Utility since April 2021. From April 2015 to March 2020, Ms. Klemann served as Manager of the Banking and Money Management team at the Utility. From March 2020 to April 2021, she served as Senior Manager of the Utility.

Orlando Figueroa	62	Independent Manager
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

3.1
Certificate of Formation of PG&E Recovery Funding LLC (incorporated by reference to the Registration Statement on Form SF-1 of Pacific Gas and Electric Company and PG&E Recovery Funding LLC (File Nos. 1-2348 and 333-256944-01) filed on June 9, 2021, Exhibit 3.1)

3.2
Amended and Restated Limited Liability Company Agreement of PG&E Recovery Funding LLC (incorporated by reference to a Current Report on Form 8-K of Pacific Gas and Electric Company and PG&E Recovery Funding LLC (File Nos. 1-2348 and 333-256944-01) filed November 8, 2021, Exhibit 3.2)

3.3
Amendment to Certificate of Formation of PG&E Recovery Funding LLC (incorporated by reference to the Registration Statement on Form SF-1 of Pacific Gas and Electric Company and PG&E Recovery Funding LLC (File Nos. 1-2348 and 333-256944-01) filed November 10, 2022, Exhibit 3.3)

4.1
Indenture between PG&E Recovery Funding LLC and The Bank of New York Mellon Trust Company, N.A. dated as of November 12, 2021 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company and PG&E Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-256944-01) filed November 12, 2021, Exhibit 4.1)

4.2
Series Supplement between PG&E Recovery Funding LLC and The Bank of New York Mellon Trust Company, N.A. dated as of November 12, 2021 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company and PG&E Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-256944-01) filed November 12, 2021 Exhibit 4.2)

4.3
Indenture between PG&E Recovery Funding LLC and The Bank of New York Mellon Trust Company, N.A. dated as of November 30, 2022 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company and PG&E Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-256944-01) filed November 30, 2022, Exhibit 4.1)

4.4
Series Supplement between PG&E Recovery Funding LLC and The Bank of New York Mellon Trust Company, N.A. dated as of November 30, 2022 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company and PG&E Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-256944-01) filed November 30, 2022, Exhibit 4.2)

10.1
Recovery Property Servicing Agreement between PG&E Recovery Funding LLC and Pacific Gas and Electric Company, as Servicer, dated as of November 12, 2021 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company and PG&E Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-256944-01) filed November 12, 2021 Exhibit 10.1)

10.2
Recovery Property Purchase and Sale Agreement between PG&E Recovery Funding LLC and Pacific Gas and Electric Company, as Seller, dated as of November 12, 2021 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company and PG&E Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-256944-01) filed November 8, 2021 Exhibit 10.2)

10.3
Administration Agreement between PG&E Recovery Funding LLC and Pacific Gas and Electric Company, as Administrator, dated as of November 12, 2021 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company and PG&E Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-256944-01) filed November 12, 2021, Exhibit 10.3)

10.4
Recovery Property Servicing Agreement between PG&E Recovery Funding LLC and Pacific Gas and Electric Company, as Servicer, dated as of November 30, 2022 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company and PG&E Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-256944-01) filed November 30, 2022, Exhibit 10.1)

10.5
Recovery Property Purchase and Sale Agreement between PG&E Recovery Funding LLC and Pacific Gas and Electric Company, as Seller, dated as of November 30, 2022 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company and PG&E Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-256944-01) filed November 30, 2022, Exhibit 10.2)

10.6
Administration Agreement between PG&E Recovery Funding LLC and Pacific Gas and Electric Company, as Administrator, dated as of November 30, 2022 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company and PG&E Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-256944-01) filed November 30, 2022, Exhibit 10.3)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March 2023.

PG&E Recovery Funding LLC
(Issuing Entity)

By:	Pacific Gas and Electric Company, as Servicer

By:	/s/ MARGARET K. BECKER
Margaret K. Becker
Vice President and Treasurer