Form 10-K
period 2024-12-31
PG&E Recovery Funding LLC
filed 2025-03-25
CIK 1866514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024

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

Omitted pursuant to General Instruction J of Form 10-K.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

The following is a list of the managers of PG&E Recovery Funding LLC (the “Issuing Entity”) as of the date of this report:

Name	Age	Title	Background
Margaret K. Becker	43	Manager and President	Manager and President of the Issuing Entity since its inception in 2022. Ms. Becker has served as Vice President, Internal Audit and Treasurer of Pacific Gas and Electric Company (the “Utility”) since April 2021. From 2016 to March 2020, Ms. Becker served as Assistant Treasurer and Director of Banking and Economic Analysis at the Utility. From March 2020 to April 2021, Ms. Becker served as Senior Director and Treasurer at the Utility. Since April 2021, Ms. Becker served as Vice President and Treasurer at the Utility.

Monica Klemann	41	Manager, Treasurer and Secretary
Manager, Treasurer and Secretary of the Issuing Entity since its inception in 2022. Ms. Klemann has served as Assistant Treasurer and Senior Director of the Utility since July 2024. From April 2015 to March 2020, Ms. Klemann served as Manager of the Banking and Money Management team at the Utility. From March 2020 to April 2021, she served as Senior Manager of the Utility. From April 2021 to July 2024, she served as Director and Assistant Treasurer at the Utility.

Orlando Figueroa	64	Independent Manager
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

3.1
Certificate of Formation of PG&E Recovery Funding LLC (incorporated by reference to the Registration Statement on Form SF-1 of Pacific Gas and Electric Company and PG&E Recovery Funding LLC (File Nos. 1-2348 and 333-256944-01) filed on June 9, 2021, Exhibit 3.1)

3.2
Amended and Restated Limited Liability Company Agreement of PG&E Recovery Funding LLC (incorporated by reference to a Current Report on Form 8-K of Pacific Gas and Electric Company and PG&E Recovery Funding LLC (File Nos. 1-2348 and 333-256944-01) filed November 8, 2021, Exhibit 3.2)

3.3
Amendment to Certificate of Formation of PG&E Recovery Funding LLC (incorporated by reference to the Registration Statement on Form SF-1 of Pacific Gas and Electric Company and PG&E Recovery Funding LLC (File Nos. 1-2348 and 333-256944-01) filed November 10, 2022, Exhibit 3.3)

4.1
Indenture between PG&E Recovery Funding LLC and The Bank of New York Mellon Trust Company, N.A. dated as of November 12, 2021 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company, and PG&E Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-256944-01) filed November 15, 2021, Exhibit 4.1)

4.2
Series Supplement between PG&E Recovery Funding LLC and The Bank of New York Mellon Trust Company, N.A. dated as of November 12, 2021 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company, and PG&E Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-256944-01) filed November 15, 2021 Exhibit 4.2)

4.3
Indenture between PG&E Recovery Funding LLC and The Bank of New York Mellon Trust Company, N.A. dated as of November 30, 2022 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company, and PG&E Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-256944-01) filed November 30, 2022, Exhibit 4.1)

4.4
Series Supplement between PG&E Recovery Funding LLC and The Bank of New York Mellon Trust Company, N.A. dated as of November 30, 2022 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company, and PG&E Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-256944-01) filed November 30, 2022, Exhibit 4.2)

4.5
Indenture between PG&E Recovery Funding LLC and The Bank of New York Mellon Trust Company, N.A. dated as of August 1, 2024 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company, and PG&E Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-256944-01) filed August 1, 2024, Exhibit 4.1)

4.6
Series Supplement between PG&E Recovery Funding LLC and The Bank of New York Mellon Trust Company, N.A. dated as of August 1, 2024 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company, and PG&E Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-256944-01) filed August 1, 2024, Exhibit 4.2)

10.1
Recovery Property Servicing Agreement between PG&E Recovery Funding LLC and Pacific Gas and Electric Company, as servicer, dated as of November 12, 2021 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company, and PG&E Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-256944-01) filed November 15, 2021 Exhibit 10.1)

10.2
Recovery Property Purchase and Sale Agreement between PG&E Recovery Funding LLC and Pacific Gas and Electric Company, as seller, dated as of November 12, 2021 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company, and PG&E Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-256944-01) filed November 15, 2021 Exhibit 10.2)

10.3
Administration Agreement between PG&E Recovery Funding LLC and Pacific Gas and Electric Company, as administrator, dated as of November 12, 2021 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company, and PG&E Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-256944-01) filed November 15, 2021, Exhibit 10.3)

10.4
Recovery Property Servicing Agreement between PG&E Recovery Funding LLC and Pacific Gas and Electric Company, as servicer, dated as of November 30, 2022 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company, and PG&E Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-256944-01) filed November 30, 2022, Exhibit 10.1)

10.5
Recovery Property Purchase and Sale Agreement between PG&E Recovery Funding LLC and Pacific Gas and Electric Company, as seller, dated as of November 30, 2022 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company, and PG&E Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-256944-01) filed November 30, 2022, Exhibit 10.2)

10.6
Administration Agreement between PG&E Recovery Funding LLC and Pacific Gas and Electric Company, as administrator, dated as of November 30, 2022 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company, and PG&E Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-256944-01) filed November 30, 2022, Exhibit 10.3)

10.7
Recovery Property Servicing Agreement between PG&E Recovery Funding LLC and Pacific Gas and Electric Company, as servicer, dated as of August 1, 2024 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company, and PG&E Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-256944-01) filed August 1, 2024, Exhibit 10.1)

10.8
Recovery Property Purchase and Sale Agreement between PG&E Recovery Funding LLC and Pacific Gas and Electric Company, as seller, dated as of August 1, 2024 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company, and PG&E Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-256944-01) filed August 1, 2024, Exhibit 10.2)

10.9
Administration Agreement between PG&E Recovery Funding LLC and Pacific Gas and Electric Company, as administrator, dated as of August 1, 2024 (incorporated by reference to a Current Report on Form 8-K of PG&E Corporation, Pacific Gas and Electric Company, and PG&E Recovery Funding LLC (File Nos. 1-12609, 1-2348 and 333-256944-01) filed August 1, 2024, Exhibit 10.3)

10.10
Joinder Agreement to Collection Account Intercreditor Agreement among Pacific Gas and Electric Company, Citibank, N.A., in its role as Collection Account Agent and PG&E Recovery Funding LLC, dated as of August 1, 2024 (File Nos. 1-12609, 1-2348 and 333-256944-01) filed August 1, 2024, Exhibit 10.4)

*31.1	Rule 13a-14(d)/15d-14(d) certification

*33.1	Report on assessment of compliance with servicing criteria for asset-backed issuers of Pacific Gas and Electric Company, as servicer

*33.2	Report on assessment of compliance with servicing criteria for asset-backed securities of The Bank of New York Mellon Trust Company, N.A., as indenture trustee

*34.1	Attestation report on assessment of compliance with servicing criteria for asset backed securities of Deloitte & Touche LLP on behalf of Pacific Gas and Electric Company, as servicer

*34.2	Attestation report on assessment of compliance with servicing criteria for asset backed securities of KPMG LLP on behalf of The Bank of New York Mellon Trust Company, N.A., as indenture trustee

*35.1	Servicer compliance statement of Pacific Gas and Electric Company, as servicer

*104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document

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

33.2 - Report on assessment of compliance with servicing criteria for asset-backed securities of The Bank of New York Mellon Trust Company, N.A., as indenture trustee (the “Indenture Trustee”);

34.1 - Attestation report on assessment of compliance with servicing criteria for asset backed securities of Deloitte & Touche LLP (PCAOB ID No. 34, San Francisco, CA) on behalf of Pacific Gas and Electric Company, as servicer; and

34.2 - Attestation report on assessment of compliance with servicing criteria for asset backed securities of KPMG LLP on behalf of The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee.

The Indenture Trustee has completed a report on an assessment of compliance with applicable servicing criteria set forth in Item 1122(d) of Regulation AB (Exhibit 33.2 of this Form 10-K). In addition, then Indenture Trustee has provided an attestation report by an independent registered public accounting firm (Exhibit 34.2 of this Form 10-K). These reports have identified and disclosed a material instance of noncompliance with the Indenture Trustee in its capacity as indenture trustee for another series of similar securities sponsored by a different sponsor that occurred with respect to the servicing criterion set forth in Item 1122(d)(3)(ii) as follows: amounts due to investors were not remitted in accordance with timeframes set forth in the transaction agreements.

According to Schedule B of Exhibit 33.2 of this Form 10-K, the Indenture Trustee has enhanced controls aimed at preventing missed payments.

The Indenture Trustee has represented to PG&E Recovery Funding LLC that the material instance of noncompliance did not apply to the servicing functions performed for PG&E Recovery Funding LLC.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of March 2025.

PG&E Recovery Funding LLC
(Issuing Entity)

By:	Pacific Gas and Electric Company, as Servicer

By:	/s/ MARGARET K. BECKER
Margaret K. Becker
Vice President, Internal Audit and Treasurer